Form 10-Q
period 2021-09-30
Anthemis Digital Acquisitions I Corp
filed 2021-12-17
CIK 1853928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

ANTHEMIS DIGITAL ACQUISITIONS I CORP
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40954	98-1585436
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

122 Hudson Street 3 rd Floor New York, New York	10013
(Address Of Principal Executive Offices)	(Zip Code)
(646)
757-1310
Registrant’s telephone number, including area code
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, $0.0001 par value, and one-half of one warrant	ADALU	The Nasdaq Global Select Market
Class A Ordinary Shares, par value $0.0001 per share	ADAL	The Nasdaq Global Select Market
Warrants, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	ADALW	The Nasdaq Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of December

17
, 2021, 23,000,000 shares of Class A ordinary shares, par value $0.0001 per share, and 7,187,500 shares of Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

ANTHEMIS DIGITAL ACQUISITIONS I CORP
FORM
10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements	1
Condensed Balance Sheet as of September 30, 2021 (unaudited)	1
Condensed Statements of Operations for the three months ended September 30, 2021 and for the Period from February 26, 2021 (Inception) through September 30, 2021 (unaudited)	2
Condensed Statements of Changes in Shareholder’s Equity for the three months ended September 30, 2021 and for the Period from February 26, 2021 (Inception) through September 30, 2021 (unaudited)	3
Condensed Statement of Cash Flows for the Period from February 26, 2021 (Inception) through September 30, 2021 (unaudited)	4
Notes to Condensed Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	17
Item 4. Control and Procedures	17
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	20
SIGNATURES	21

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
ANTHEMIS DIGITAL ACQUISITIONS I CORP
UNAUDITED CONDENSED BALANCE SHEET

September 30, 2021
Assets:
Current asset - Cash	$458
Deferred offering costs	1,076,030

Total Assets	$1,076,488

Liabilities and Shareholder’s Equity:
Current liabilities
Accrued offering costs and expenses	$927,849
Promissory note – related party	132,500

Total Current Liabilities	1,060,349

Commitments and Contingencies (Note 6)
Shareholder’s Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,187,500 shares issued and outstanding	719
Additional paid-in capital	24,281
Accumulated deficit	(8,861)

Total Shareholder’s Equity	16,139

Total Liabilities and Shareholder’s Equity	$1,076,488

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANTHEMIS DIGITAL ACQUISITIONS I CORP
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2021	For the Period from February 26, 2021 (Inception) through September 30, 2021
Formation costs	$1,668	$8,861

Net loss	$(1,668)	$(8,861)

Basic and diluted weighted average shares outstanding	7,187,500	7,187,500

Basic and diluted net loss per share	$(0.00)	$(0,00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANTHEMIS DIGITAL ACQUISITIONS I CORP
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
FROM FEBRUARY 26, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Equity
	Shares	Amount
Balance as of February 26, 2021 (inception)	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	(7,193)	(7,193)

Balance as of June 30, 2021 (Unaudited)	7,187,500	$719	$24,281	$(7,193)	$17,807

Net loss	—	—	—	(1,668)	(1,668)

Balance as of September 30, 2021 (Unaudited)	7,187,500	$719	$24,281	$(8,861)	$16,139

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANTHEMIS DIGITAL ACQUISITIONS I CORP
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Period from February 26, 2021 (Inception) through September 30, 2021
Cash flows from operating activities:
Net loss	$(8,861)

Net cash used in operating activities	(8,861)

Cash flows from financing activities:
Proceeds from initial shareholders	25,000
Proceeds from issuance of promissory note to related party	138,500
Payment of promissory note to related party	(6,000)
Payment of deferred offering costs	(148,181)

Net cash provided by financing activities	9,319

Net change in cash	458
Cash, beginning of the period	—

Cash, end of the period	$458

Supplemental disclosure of cash flow information:
Deferred offering costs included in accrued offerings costs and expenses	$927,849

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANTHEMIS DIGITAL ACQUISITIONS I CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 — Organization, Business Operation and Liquidity
Anthemis Digital Acquisitions I Corp (the “Company”) is a newly incorporated blank check company incorporated as a Cayman Islands exempted company on February 26, 2021. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company has not selected any potential Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target.
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 26, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is Anthemis Digital Acquisitions I Sponsor LP, a Cayman limited liability company (the “Sponsor”).
The registration statement for the Company’s Initial Public Offering was declared effective on October 27, 2021 (the “Effective Date”). On November 1, 2021, the Company consummated the Initial Public Offering of 23,000,000 units, including the issuance of 3,000,000 units as a result of the underwriters’ full exercise of the over-allotment option, at $10.00 per unit (the “Units”), which is discussed in Note 3 (the “IPO”), generating gross proceeds to the Company of $230,000,000. Each Unit consists of one Class A ordinary share (the “Public Shares”) and one-half
of one redeemable warrant (the “Public Warrants”). Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share.
Simultaneously with the consummation of the IPO, the Company consummated the private placement of 7,800,000 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement, generating gross proceeds to the Company of $11,700,000, which is described in Note 4.
Transaction costs amounted to $14,101,214 consisting of $4,600,000 of underwriting commissions, $8,050,000 of deferred underwriting commissions, and $1,451,214 of other offering costs, and was all charged to additional paid-in
capital.
The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.
Following the closing of the IPO on November 1, 2021, $234,600,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”), invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the
Trust Account that may be released to pay the Company’s tax obligations, the proceeds from the IPO and the sale of the Private Placement Warrants that were contributed to the Trust Account will not be released from the Trust Account until the earliest of (a) the completion of the initial Business Combination (including the release of funds to pay any amounts due to any public shareholders who properly exercise their redemption rights in connection therewith), (b) the redemption of any public shares properly submitted in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) in a manner that would affect the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company has not consummated an initial Business Combination by May 1, 2023 or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares or pre-initial
Business Combination activity or (c) the redemption of the public shares if the Company is unable to complete the initial Business Combination by May 1, 2023, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.
The Company will provide the public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either: (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. Except as required by applicable law or stock exchange listing requirements, the decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their shares at a per-
share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, divided by the number of then- outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.20 per public share.
All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association.
In accordance with SEC and its guidance on redeemable equity instruments, which has been codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic
480-10-S99,
redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with FASB ASC
470-20.
The Public Shares are subject to FASB ASC
480-10-S99.
If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately.
The Company will have only until May 1, 2023 (the “Combination Period”) to complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
The Sponsor, officers and directors have agreed to waive (i) their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of the initial Business Combination, (ii) their redemption rights with respect to any founder shares and public shares held by them in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association and (iii) their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Combination Period).
The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent public accountants) for services rendered or products sold to the Company, or by a prospective target business with which the Company have entered into a letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below (i) $10.20 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay the Company’s taxes. The liability will not apply with respect to any claims by a third party that executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company. The Company has not asked the Sponsor to reserve for such indemnification obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
Liquidity and Capital Resources
As of September 30, 2021, the Company had approximately $458 in its operating bank account, and working capital deficit of approximately $1.1 million (excluding deferred offering costs). The Company’s liquidity needs up to September 30, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the founder shares, and the loan under an unsecured promissory note from the Sponsor of $132,500 (see Note 5).
Subsequent to the quarterly period covered by this quarterly report on Form
10-Q
(the “Quarterly Report”), the Company consummated its IPO (see Note 3) and Private Placement (See Note 4). Of the net proceeds from the IPO and associated Private Placements, $234,600,000 of cash was placed in the Trust Account and $2,273,585 of cash was held outside of the Trust Account and is available for the Company’s working capital purposes.

In addition, during November 2021, certain vendors of the Company agreed to reduce their fees and costs by approximately $700,000.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). The Sponsor has provided a firm commitment to provide up to $1.5 million to the extent necessary to finance transaction costs in connection with a Business Combination. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.
Based on the foregoing, management believes that the Company has alleviated the substantial doubt about the Company’s ability to continue as a going concern and has sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Risks and Uncertainties
Management is currently evaluating the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, cash flows and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the U.S. Securities and Exchanges Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the period from February 26, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the
Form 8-K and
the final prospectus filed by the Company with the SEC on November 5, 2021 and October 29, 2021, respectively.
Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of financial statement in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2021, the Company had not experienced losses on this account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.
Deferred Offering Costs
Deferred offering costs consist of legal and accounting expenses incurred through the balance sheet date that were directly related to the IPO. The offering costs were charged to temporary equity and additional paid-in
capital upon the completion of the IPO.
Class A Ordinary Shares Subject to Possible Redemption
The Class A ordinary shares that would be sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with the accounting treatment for redeemable equity instruments, which has been codified in
ASC 480-10-S99, redemption
provisions not solely within the control of the Company require Class A ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares would have been
classified outside of permanent equity.
The Company would recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.
Net Loss Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU
No. 2020-06,
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update simplifies the accounting for convertible instruments by removing certain separation models in Subtopic
470-20,
Debt—Debt with Conversion and Other Options for convertible instruments and introducing other changes. As a result of ASU
No. 2020-06,
more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASCU
No. 2020-06
upon its incorporation. There was no impact to the Company’s condensed financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
Note 3—Initial Public Offering
On November 1, 2021, the Company sold 23,000,000 Units, including the issuance of 3,000,000 units as a result of the underwriters’ full exercise of the over-allotment option, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half
of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. Each warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.
Following the closing of the IPO on November 1, 2021, $234,600,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”), invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations.
Note 4—Private Placement
Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 7,800,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per warrant, or $11,700,000 in the aggregate, in a private placement.
The Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination, and they will not be redeemable by the Company. Holders of the Private Placement Warrants have the option to exercise the Private Placement Warrants for cash or on a “cashless basis.” Except as described above, the Private Placement Warrants have terms and provisions that are identical to those of the warrants being sold as part of the Units in the IPO, including as to exercise price, exercisability and exercise period.

Note 5—Related Party Transactions
Founder Shares
In March 2021, the Company’s Sponsor paid $25,000, or approximately $0.003 per share, in exchange for an aggregate of 7,187,500 Class B ordinary shares, par value $0.0001 per share.
The Sponsor has agreed not to transfer, assign or sell any founder shares held by the Sponsor until one year after the date of the consummation of the initial Business Combination or earlier if, subsequent to the initial Business Combination, (i) the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the initial Business Combination or (ii) the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property (the
“Lock-up”).
Any permitted transferees would be subject to the same restrictions and other agreements of the Sponsor with respect to any founder shares.
Promissory Note—Related Party
An affiliate of the Sponsor agreed to loan the Company $200,000 to be used for a portion of the expenses of the IPO. These loans were non-interest
bearing, unsecured and due at the earlier of May 20, 2022 or the closing of the IPO. As of September 30, 2021, the Company had borrowed $132,500 under such promissory note, which was paid in full upon the IPO.
Related Party Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Service Fee
The Company entered into an agreement on October 27, 2021, through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services.
Note 6—Commitments and Contingencies
Registration Rights
The holders of the founder shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the founder shares) and any Class A ordinary shares held by the initial shareholders at the completion of the IPO or acquired prior to or in connection with the initial Business Combination, will be entitled to registration rights pursuant to a registration rights agreement signed on October 27, 2021, requiring the Company to register such securities for resale

(in the case of the founder shares, only after conversion to the Class A ordinary shares). The holders of these securities are entitled to make up to three demands that the Company offers such securities in an underwritten offering. These holders also have certain “piggy-back” registration rights with respect to certain underwritten offerings the Company may conduct. The Company will bear the expenses incurred in connection with registering these securities.
Underwriting Agreement
The Company granted the underwriters a
45-day
option from the date of the IPO to purchase up to an additional 3,000,000 units to cover over-allotments. On November 1, 2021, the underwriters exercised the over-allotment option in full.
On November 1, 2021, the Company paid cash underwriting commissions of 2.0% of the gross proceeds of the IPO, or $4,600,000.
The underwriters are entitled to a deferred underwriting commission of 3.5% of the gross proceeds of the IPO, or $8,050,000, which will be paid from the funds held in the Trust Account upon completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.
Note 7—Shareholders’ Equity
Preference shares
— The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At September 30, 2021, there were no shares of preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2021, there were no shares of Class A ordinary shares issued or outstanding.
Class
 B Ordinary shares
— The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of September 30, 2021, the Company issued 7,187,500 Class B ordinary shares to its initial shareholders for $25,000, or approximately $0.003 per share.
The Class B ordinary shares will automatically convert into Class A ordinary shares, which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions if the Company does not consummate an initial Business Combination, at the time of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares, will equal, in the aggregate, on an as-converted
basis, 25% of the sum of (i) the total number of shares issued in the IPO, including shares issued in connection with the underwriters’ exercise of their option to purchase additional units, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the management team upon conversion of Working Capital Loans. The term “equity-linked securities” refers to any debt or equity securities that are convertible, exercisable or exchangeable for the Class A ordinary shares issued in a financing transaction in connection with the initial Business Combination, including but not limited to a private placement of equity or debt.
Warrants
—Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “newly issued price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “market value”) is below $9.20 per share, (i) the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the market value and the newly issued price and (ii) the $18.00 per share redemption trigger price described adjacent to “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the market value and the newly issued price.
The warrants cannot be exercised until the later of 30 days after the completion of the initial Business Combination and 12 months from the date of the closing of the IPO, and will expire at 5:00 p.m., New York City time, five years
after the completion of the initial Business Combination or earlier upon redemption or liquidation.
The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company’s satisfying its obligations described below with respect to registration. No public warrant will be exercisable and the Company will not be obligated to issue Class A ordinary shares upon exercise of a public warrant unless the Class A ordinary shares issuable upon such public warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the public warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire without value to the holder. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the share of Class A ordinary shares underlying such unit.
The Company has agreed that as soon as practicable, but in no event later than 20 business days, after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration (which may be, at the election of the Company, a post-effective amendment to the registration statement), under the Securities Act, of the Class A ordinary shares issuable upon exercise of the public warrants. The Company will use its commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the public warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a public warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, (i) require holders of public warrants who exercise their public warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, (ii) in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will be required to use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. To exercise public warrants on a cashless basis, each holder would pay the exercise price by surrendering the public warrants in exchange for a number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of the Class A ordinary shares underlying the public warrants, multiplied by the excess of the “fair market value” (defined below) less the exercise price of the public warrants by (y) the fair market value. The “fair market value” as used in this paragraph shall mean the average last reported sale price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.
Redemption of Public Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00
Once the public warrants become exercisable, the Company may redeem the outstanding public warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

•
if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share on the trading day prior to the date on which the Company sends the notice of redemption to the warrantholders.

If the Company calls the public warrants for redemption, management will have the option to require all holders that wish to exercise the public warrants to do so on a “cashless basis,” as described in the warrant agreement.
The Company would account for the 19,300,000 warrants issued in connection with the IPO (including the 11,500,000 Public Warrants included in the Units and the 7,800,000 Private Placement Warrants) in accordance with the guidance contained in ASC
815-40.
Such guidance provides that the warrants meet the criteria for equity treatment due to the existence of provisions whereby adjustments to the exercise price of the warrants is based on a variable that is an input to the fair value of a
“fixed-for-fixed”
option and no circumstances under which the Company can be forced to net cash settle the warrants.
Note 8—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued. Based upon this evaluation, the Company did not identify any other subsequent events that would have required adjustments or disclosure in the financial statements, other than those disclosed below.
The registration statement for the Company’s IPO was declared effective on October 27, 2021.
On November 1, 2021, the Company consummated its IPO and associated Private Placement (see Note 3 and Note 4).
On October 6, 2021, the Company borrowed additional $20,000 under the promissory note with the Sponsor. The promissory note was paid in full upon the IPO.
In addition, during November 2021, certain vendors of the Company agreed to reduce their fees and costs by approximately $700,000.
On December 15, 2021, the Company entered into an administrative agreement with an affiliate of the Sponsor, effective October 27, 2021, relating to the provision of office space, utilities, secretarial support and administrative services to the Company by the Sponsor for an amount equal to $10,000 per month.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “Anthemis Digital Acquisitions I Corp” “our,” “us” or “we” refer to Anthemis Digital Acquisitions I Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.
Overview
We are a blank check company incorporated as a Cayman Islands exempted company on February 26, 2021. We were incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). We are not limited to a particular industry or sector for purposes of consummating a Business Combination. We are an early stage and emerging growth company and, as such, are subject to all of the risks associated with early stage and emerging growth companies

Our sponsor is Anthemis Digital Acquisitions I Sponsor LP, a Cayman Islands exempted limited partnership (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on October 27, 2021. On November 1, 2021, we consummated our Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $14.1 million, of which approximately $8.1 million was for deferred underwriting commissions.
Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 7,800,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $11.7 million.
Upon the closing of the Initial Public Offering, and the Private Placement, approximately $234.6 million ($10.20 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule
2a-7
of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that we will be able to complete a Business Combination successfully. We must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the amount of any deferred underwriting discount held in trust) at the time of the signing of the agreement to enter into the initial Business Combination. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.
If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering, or May 1, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.
Liquidity and Capital Resources
As of September 30, 2021, we had approximately $458 in our operating bank account, and working capital deficit of approximately $1.1 million (excluding deferred offering costs). Our liquidity needs up to September 30, 2021 had been satisfied through a payment from the Sponsor of $25,000 for the founder shares, and the loan under an unsecured promissory note from the Sponsor of $132,500.

Subsequent to the quarterly period covered by the Quarterly Report, we consummated the IPO and Private Placement. Of the net proceeds from the IPO and associated Private Placements, $234,600,000 of cash was placed in the Trust Account and $2,273,585 of cash was held outside of the Trust Account and is available for our working capital purposes. In addition, during November 2021, certain vendors of the Company agreed to reduce their fees and costs by approximately $700,000.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or our officers and directors may, but are not obligated to, provide us Working Capital Loans. The Sponsor has provided a firm commitment to provide up to $1.5 million to the extent necessary to finance transaction costs in connection with a Business Combination. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.
Based on the foregoing, management believes that we have alleviated the substantial doubts about our ability to continue as a going concern and has sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Results of Operations
Our entire activity since inception up to September 30, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended September 30, 2021, we had net loss of $1,668, which was resulted entirely from formation costs.
For the period from February 26, 2021 (inception) through September 30, 2021, we had net loss of $8,861, which was resulted entirely from formation costs.
Contractual Obligations
We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on October 27, 2021 and will continue to incur these fees monthly until the earlier of the completion of our initial Business Combination and our liquidation.
The underwriters of the Initial Public Offering are entitled to a deferred fee of $0.35 per Unit, or $4,600,000 in the aggregate. Subject to the terms of the underwriting agreement, the deferred fee (i) will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination and (ii) will be waived by the underwriters in the event that we do not complete a Business Combination.
Critical Accounting Policies
This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management has identified the following as its critical accounting policies:

Net income (loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.
Deferred Offering Costs
Deferred offering costs consist of legal and accounting expenses incurred through the balance sheet date that were directly related to the IPO. The offering costs were charged to temporary equity and additional paid-in
capital upon the completion of the IPO.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU
No. 2020-06,
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update simplifies the accounting for convertible instruments by removing certain separation models in Subtopic
470-20,
Debt—Debt with Conversion and Other Options for convertible instruments and introducing other changes. As a result of ASU
No. 2020-06,
more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASCU
No. 2020-06
upon its incorporation. The impact to the Company’s condensed financial statements was not material.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
Off-Balance
Sheet Arrangements
Since inception on February 26, 2021 through September 30, 2021, we did not have any off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were effective.
Changes in Internal Control Over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on October 29, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on October 29, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
On March 15, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering and formation costs of the Company in consideration of 7,187,500 shares of the Class B common stock. As the underwriters’ over-allotment was exercised in full as part of the Initial Public Offering, none of the Founder Shares are subject to forfeiture. The shares of the Class B common stock were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
On November 1, 2021, the Company consummated the Initial Public Offering of 23,000,000 units, which included the exercise in full by the underwriters of their over-allotment option to purchase up to 3,000,000 additional units. Each unit consists of one share of the Class A ordinary shares and one-half
of one redeemable public warrant of the Company, with each whole public warrant entitling the holder thereof to purchase one share of the Class A ordinary shares at a price of $11.50 per share, subject to adjustment. The units were sold at a price of $10.00 per unit, generating gross proceeds of $230,000,000 to the Company. Barclays Capital Inc. and Credit Suisse (USA) Securities LLC acted as the joint book-running managers for the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on the Registration Statement. The SEC declared the Registration Statement effective on October 27, 2021.
Concurrently with the consummation of the Initial Public Offering, the Company consummated the Private Placement of an aggregate of 7,800,000 Private Placement Warrants to the Sponsor at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $11,700,000 to the Company. The Private Placement Warrants are identical to the warrants included as part of the units sold in the Initial Public Offering, except that (i) the Private Placement Warrants will not be redeemable by the Company, (ii) the Private Placement Warrants (and shares of Class A ordinary shares issuable upon exercise of such warrants) may be subject to certain transfer restrictions, (iii) the Private Placement Warrants may be exercised by holders on a cashless basis, and (4) the holders of the Private Placement Warrants (including the shares of Class A ordinary shares issuable upon exercise of such warrants) are entitled to registration rights. No underwriting discounts or commissions were paid with respect to the private placement of the Private Placement Warrants to the Sponsor. The issuance and sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
Use of Proceeds
Of the gross proceeds received from the Initial Public Offering and the sale of the Private Placement Warrants, $234,600,000 was placed in the Trust Account, comprised of $230,000,000 of the proceeds from the Initial Public Offering (which amount includes approximately $8,100,000 of the underwriting deferred discounts and commissions) and $11,700,000 of the proceeds from the sale of the Private Placement Warrants. The Company paid approximately total of $14,100,000 in offering costs, of which approximately $8,100,000 was for deferred underwriting commissions.
For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File

*
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: December 17, 2021	Anthemis Digital Acquisitions I Corp

	By:	/s/ Amy Nauiokas
	Name:	Amy Nauiokas
	Title:	Chief Executive Officer

	By:	/s/ Mei Lim
	Name:	Mei Lim
	Title:	Chief Financial Officer