Form 10-Q
period 2022-03-31
Anthemis Digital Acquisitions I Corp
filed 2022-05-16
CIK 1853928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

(646)757-1310

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2of the Exchange Act).    Yes  ☒    No  ☐

As of May 16, 2022, 23,000,000 shares of Class A ordinary shares, par value $0.0001 per share, and 7,187,500 shares of Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

ANTHEMIS DIGITAL ACQUISITIONS I CORP

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

Page
PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements	1
Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	1
Condensed Statements of Operations for the three months ended March 31, 2022 and for the Period from February 26, 2021 (Inception) through March 31, 2021 (unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the three months ended March 31, 2022 and for the Period from February 26, 2021 (Inception) through March 31, 2021 (unaudited)	3
Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the Period from February 26, 2021 (Inception) through March 31, 2022 (unaudited)	4
Notes to Condensed Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	15
Item 4. Control and Procedures	16
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	17
Item 4. Mine Safety Disclosures	17
Item 5. Other Information	17
Item 6. Exhibits	18
SIGNATURES	19

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ANTHEMIS DIGITAL ACQUISITIONS I CORP

CONDENSED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
Current assets
Cash	$781,195	$949,061
Prepaid expenses	539,214	501,969
Total Current Assets	1,320,409	1,451,030
Prepaid expenses, non-current	41,510	162,022
Marketable securities held in Trust Account	234,622,342	234,603,195
TOTAL ASSETS	$235,984,261	$236,216,247
Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$18,219	$58,842
Total Current liabilities	18,219	58,842
Deferred underwriting commissions	8,050,000	8,050,000
Total liabilities	8,068,219	8,108,842
Commitments and Contingencies (Note 6)
Redeemable Ordinary Shares, Class A ordinary shares subject to possible redemption, 23,000,000 shares at March 31, 2022 and December 31, 2021	234,622,342	234,603,195
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,187,500 shares issued and outstanding at March 31, 2022 and December 31, 2021	719	719
Accumulated deficit	(6,707,019)	(6,496,509)
Total shareholders’ deficit	(6,706,300)	(6,495,790)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$235,984,261	$236,216,247

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANTHEMIS DIGITAL ACQUISITIONS I CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2022	From February 26, 2021 (Inception) Through March 31, 2021
Formation and operating costs	$210,510	$7,193
Loss from Operations	(210,510)	(7,193)
Other income:
Interest income earned on marketable securities held in trust account	19,147	—
Total other income	19,147	—
Net loss	$(191,363)	$(7,193)
Weighted average shares outstanding, Class A ordinary shares	23,000,000	—
Basic and diluted net loss per share, Class A ordinary shares	$(0.01)	$—
Weighted average shares outstanding, Class B ordinary shares	7,187,500	7,187,500
Basic and diluted net loss per share, Class B ordinary shares	$(0.01)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANTHEMIS DIGITAL ACQUISITIONS I CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional		Total
	Ordinary share		Ordinary share		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	7,187,500	$719	$—	$(6,496,509)	$(6,495,790)
Remeasurement adjustment of ordinary shares subject to possible redemption	—	—	—	—	—	(19,147)	(19,147)
Net loss	—	—	—	—		(191,363)	(191,363)
Balance as of March 31, 2022	—	$—	7,187,500	$719	$—	$(6,707,019)	$(6,706,300)

FOR THE PERIOD FROM FEBRUARY 26, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class A		Class B		Additional		Total
	Ordinary share		Ordinary share		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of February 26, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	—		(7,193)	(7,193)
Balance as of March 31, 2021	—	$—	7,187,500	$719	$—	$(7,193)	$17,807

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANTHEMIS DIGITAL ACQUISITIONS I CORP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,2022	For the period from February 6, 2021 (inception) through March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(191,363)	$(7,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(19,147)	—
Changes in operating assets and liabilities:
Prepaid assets	83,267	—
Accrued offering costs and expenses	(40,623)	—
Net cash flows used in operating activities	(167,866)	(7,193)
CASH FLOWS FROM INVESTING ACTIVITIES
Due from Sponsor	—	(5,000)
Net cash used by investing activities	—	(5,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of founder shares	—	25,000
Proceeds from issuance of promissory note to related party	—	75,000
Payment of deferred offering costs	—	(17,807)
Net cash flows provided by financing activities	—	82,193
Net Change in Cash	(167,866)	70,000
Cash – Beginning of period	949,061	—
Cash – End of period	$781,195	$70,000
Supplemental disclosure of noncash investing and financing activities information:
Remeasurement adjustment of ordinary shares subject to possible redemption	$19,147	$—
Deferred offering costs included in accrued offerings costs and expenses	$—	$180,477

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANTHEMIS DIGITAL ACQUISITIONS I CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization, Business Operation and Going Concern

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from February 26, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

Following the closing of the IPO on November 1, 2021, $234,600,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”), invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule2a-7under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to pay the Company’s tax obligations, the proceeds from the IPO and the sale of the Private Placement Warrants that were contributed to the Trust Account will not be released from the Trust Account until the earliest of (a) the completion of the initial Business Combination (including the release of funds to pay any amounts due to any public shareholders who properly exercise their redemption rights in connection therewith), (b) the redemption of any public shares properly submitted in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) in a manner that would affect the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company has not consummated an initial Business Combination by May 1, 2023 or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares or pre-initial Business Combination activity or (c) the redemption of the public shares if the Company is unable to complete the initial Business Combination by May 1, 2023, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

The Company will provide the public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either: (i) in connection with a general meeting called to approve the Business

Combination or (ii) without a shareholder vote by means of a tender offer. Except as required by applicable law or stock exchange listing requirements, the decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their shares at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, divided by the number of then- outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.20 per public share.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with FASB ASC 470-20.The Public Shares are subject to FASB ASC 480-10-S99.If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately.

The Company will have only until May 1, 2023 (the “Combination Period”) to complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor have agreed to waive (i) their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of the initial Business Combination, (ii) their redemption rights with respect to any founder shares and public shares held by them in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association and (iii) their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Combination Period).

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

Going Concern

As of March 31, 2022, the Company had approximately $0.8 million in its operating bank account and working capital of approximately $1.3 million.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.

The Company is 12 months from its mandatory liquidation as of the time of filing this Quarterly Report on Form 10-Q. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, May 1, 2023.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form10-Qand Article 8 of Regulation S-X of the U.S. Securities and Exchanges Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2021, as filed with the SEC on April 6, 2022. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2022 and December 31, 2021, the Company had not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to its short-term nature.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary share subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary share subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary share (including ordinary share that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, ordinary share is classified as shareholders’ equity. The Company’s Class A ordinary share feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, the 23,000,000 Class A ordinary share is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

Net Loss Per Ordinary Share

We have two classes of shares, which are referred to as Class A ordinary share and Class B ordinary share. Earnings and losses are shared pro rata between the two classes of shares.  As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary share:

	Three Months Ended March 31, 2022		For the Period from February 26, 2021 (inception) through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(145,800)	$(45,563)	$—	$(7,193)
Denominator:
Weighted-average shares outstanding including ordinary share subject to redemption	23,000,000	7,187,500	—	7,187,500
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$—	$—

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The Sponsor has agreed not to transfer, assign or sell any founder shares held by the Sponsor until one year after the date of the consummation of the initial Business Combination or earlier if, subsequent to the initial Business Combination, (i) the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any30-tradingday period commencing at least 150 days after the initial Business Combination or (ii) the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property (the “Lock-up”).Any permitted transferees would be subject to the same restrictions and other agreements of the Sponsor with respect to any founder shares.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust

Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the date that the Company’s securities are first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. For the three months ended March 31, 2022 and for period from February 26, 2021 (inception) through March 31, 2021, the Company has incurred $30,000 and $0, respectively, of administrative service fees which is included in accrued offering costs and expenses in the accompanying condensed balance sheet as of March 31, 2022.

Note 6—Commitments and Contingencies

Registration Rights

The holders of the founder shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the founder shares) and any Class A ordinary shares held by the initial shareholders at the completion of the IPO or acquired prior to or in connection with the initial Business Combination, will be entitled to registration rights pursuant to a registration rights agreement signed on October 27, 2021, requiring the Company to register such securities for resale in the case of the founder shares, only after conversion to the Class A ordinary shares). The holders of these securities are entitled to make up to three demands that the Company offers such securities in an underwritten offering. These holders also have certain “piggy-back” registration rights with respect to certain underwritten offerings the Company may conduct. The Company will bear the expenses incurred in connection with registering these securities.

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

Note 7—Shareholders’ Deficit

Preference shares— The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no shares of preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no shares of Class A ordinary shares issued or outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary shares— The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of March 31, 2022 and December 31, 2021, the Company issued 7,187,500 Class B ordinary shares to its initial shareholders for $25,000, or approximately $0.003 per share.

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

Note 8—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued. Based upon this evaluation, the Company did not identify any subsequent events that would have required adjustments or disclosure in the financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form10-Qincludes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Recent Developments

None.

Results of Operations

Our entire activity since inception through March 31, 2022 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net loss of $191,363, which consisted of formation and operating costs of $210,510, offset by interest income earned on the trust account of $19,147.

For the period from February 26, 2021 (inception) through March 31, 2021, we had net loss of $7,193, which was resulted entirely from formation costs.

Liquidity, Capital Resources and Going Concern Considerations

As of March 31, 2022, we had approximately $0.8 million in our operating bank account, and working capital of approximately $1.3 million. The Company’s liquidity needs up to November 1, 2021 had been satisfied through a payment from the sponsor of $25,000 for the founder shares, and the loan under an unsecured promissory note from the sponsor of $152,500.

Subsequent to the consummation of our initial public offering and private placement, our liquidity needs have been satisfied with the net proceeds from the initial public offering and associated private placements, $234,600,000 of cash was placed in the Trust Account and $2,273,585 of cash was held outside of the Trust Account and is available for the Company’s working capital purposes.

In addition, in order to finance transaction costs in connection with a Business Combination, the sponsor or an affiliate of the sponsor or our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

The Company is 12 months from its mandatory liquidation as of the time of filing this Quarterly Report on Form 10-Q. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, May 1, 2023.

The financial statements contained elsewhere in this Quarterly Report on Form 10-Q do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Service Fee

Commencing on the date that our securities are first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. For the three months ended March 31, 2022 and for period from February 26, 2021 (inception) through March 31, 2021, we incurred $30,000 and $0, respectively, of administrative service fees which is included in accrued offering costs and expenses in the accompanying condensed balance sheet as of March 31, 2022.

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

Net loss Per Ordinary Share

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

Our statement of operations applies the two-class method in calculating net income per share. Basic and diluted net income per ordinary share for Class A ordinary shares and Class B ordinary shares is calculated by dividing net income attributable to us by the weighted average number of Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of shares as set out in the Statements of Operations.

Recent Accounting Pronouncements

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule12b-2of the Exchange Act and are not required to provide the information otherwise required under this item.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective. Our management has concluded that the internal control procedures around the interpretation and accounting for complex financial instruments issued by the company were not effectively designed resulting in a material weakness in internal control. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, our management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Quarterly Report on Form 10-Q had not yet been identified.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on April 6, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 6, 2022.

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

Dated: May 16, 2022	Anthemis Digital Acquisitions I Corp

	By:	/s/ Amy Nauiokas
	Name:	Amy Nauiokas
	Title:	Chief Executive Officer

	By:	/s/ Mei Lim
	Name:	Mei Lim
	Title:	Chief Financial Officer