Form 10-Q
period 2022-06-30
Anthemis Digital Acquisitions I Corp
filed 2022-08-11
CIK 1853928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, 23,000,000 shares of Class A ordinary shares, par value $0.0001 per share, and 7,187,500 shares of Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

ANTHEMIS DIGITAL ACQUISITIONS I CORP

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

Page
PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements	1
Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1
Condensed Statements of Operations for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and for the period from February 26, 2021 (Inception) through June 30, 2021 (unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and for the period from February 26, 2021 (Inception) through June 30, 2021 (unaudited)	3
Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from February 26, 2021 (Inception) through June 30, 2021 (unaudited)	4
Notes to Condensed Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	15
Item 4. Control and Procedures	16
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	18
Item 4. Mine Safety Disclosures	18
Item 5. Other Information	18
Item 6. Exhibits	19
SIGNATURES	20

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ANTHEMIS DIGITAL ACQUISITIONS I CORP

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash	$637,108	$949,061
Prepaid expenses	441,447	501,969
Total current assets	1,078,555	1,451,030
Prepaid expenses, non-current	—	162,022
Marketable securities held in Trust Account	234,955,542	234,603,195
Total Assets	$236,034,097	$236,216,247
Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$—	$58,842
Total current liabilities	—	58,842
Deferred underwriting commissions	8,050,000	8,050,000
Total liabilities	8,050,000	8,108,842
Commitments and Contingencies (Note 6)
Redeemable Ordinary Shares, Class A ordinary shares subject to possible redemption, 23,000,000 shares at June 30, 2022 and December 31, 2021	234,955,542	234,603,195
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,187,500 shares issued and outstanding at June 30, 2022 and December 31, 2021	719	719
Accumulated deficit	(6,972,164)	(6,496,509)
Total shareholders’ deficit	(6,971,445)	(6,495,790)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$236,034,097	$236,216,247

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANTHEMIS DIGITAL ACQUISITIONS I CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period from February 26, 2021 (Inception) through June 30,
	2022	2021	2022	2021
Formation and operating costs	$265,145	$—	$475,655	$7,193
Loss from operations	(265,145)	—	(475,655)	(7,193)
Other income:
Interest earned on investments held in Trust Account	333,200	—	352,347	—
Total other income	333,200	—	352,347	—
Net income (loss)	$68,055	$—	$(123,308)	$(7,193)
Weighted average shares outstanding of Class A ordinary shares	23,000,000	—	23,000,000	—
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.00	$—	$(0.00)	$—
Weighted average shares outstanding of Class B ordinary shares	7,187,500	7,187,500	7,187,500	7,187,500
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.00	$0.00	$(0.00)	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANTHEMIS DIGITAL ACQUISITIONS I CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Ordinary share		Ordinary share		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	7,187,500	$719	$—	$(6,496,509)	$(6,495,790)
Remeasurement adjustment of ordinary shares subject to possible redemption	—	—	—	—	—	(19,147)	(19,147)
Net loss	—	—	—	—	—	(191,363)	(191,363)
Balance as of March 31, 2022	—	$—	7,187,500	$719	$—	$(6,707,019)	$(6,706,300)
Remeasurement adjustment of ordinary shares subject to possible redemption	—	—	—	—	—	(333,200)	(333,200)
Net income	—	—	—	—	—	68,055	68,055
Balance as of June 30, 2022	—	$—	7,187,500	$719	$—	$(6,972,164)	$(6,971,445)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND

FOR THE PERIOD FROM FEBRUARY 26, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class A		Class B		Additional		Total
	Ordinary share		Ordinary share		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of February 26, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	—		(7,193)	(7,193)
Balance as of March 31, 2021	—	$—	7,187,500	$719	$24,281	$(7,193)	$17,807
Net loss	—	—	—	—	—	—	—
Balance as of June 30, 2021	—	$—	7,187,500	$719	$24,281	$(7,193)	$17,807

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANTHEMIS DIGITAL ACQUISITIONS I CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30, 2022	For the period from February 26, 2021 (inception) through June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(123,308)	$(7,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(352,347)	—
Changes in operating assets and liabilities:
Prepaid assets	222,544	—
Accrued offering costs and expenses	(58,842)	—
Net cash flows used in operating activities	(311,953)	(7,193)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial shareholders	—	25,000
Proceeds from issuance of promissory note to related party	—	91,000
Payment of promissory note to related party	—	(6,000)
Payment of deferred offering costs	—	(97,938)
Net cash flows provided by financing activities	—	12,062
Net Change in Cash	(311,953)	4,869
Cash – Beginning of period	949,061	—
Cash – End of period	$637,108	$4,869
Supplemental disclosure of noncash investing and financing activities information:
Remeasurement adjustment of ordinary shares subject to possible redemption	$352,347	$—
Deferred offering costs included in accrued offerings costs and expenses	$—	$647,956

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANTHEMIS DIGITAL ACQUISITIONS I CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from February 26, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

Going Concern

As of June 30, 2022, the Company had approximately $0.6 million in its operating bank account and working capital of approximately $1.1 million.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans.

The Company is 8 months from its mandatory liquidation as of the time of filing this Quarterly Report on Form 10-Q. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, May 1, 2023.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2021, as filed with the SEC on April 6, 2022. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company had cash of $637,108 and $949,061, respectively. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At June 30, 2022 and December 31, 2021, the Company had not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to its short-term nature.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary share subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary share subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary share (including ordinary share that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, ordinary share is classified as shareholders’ equity. The Company’s Class A ordinary share feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, the 23,000,000 Class A ordinary share is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

Net Loss Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary share and Class B ordinary share. Earnings and losses are shared pro rata between the two classes of shares.  As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary share:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		For the Period from February 26, 2021 (Inception) through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$51,851	$16,204	$—	$—	$(93,949)	$(29,359)	$—	$(7,193)
Denominator:
Weighted-average shares outstanding including ordinary share subject to redemption	23,000,000	7,187,500	—	7,187,500	23,000,000	7,187,500	—	7,187,500
Basic and diluted net income (loss) per share	$0.00	$0.00	$—	$0.00	$(0.00)	$(0.00)	$—	$(0.00)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the date that the Company’s securities are first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. For the three and six months ended June 30, 2022, the Company has incurred $30,000 and $60,000, respectively, of administrative service fees, all of which were fully paid. For the three months ended June 30, 2021 and for period from February 26, 2021 (inception) through June 30, 2021, the Company did not incur any fees for these services.

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

Note 7—Shareholders’ Deficit

Preference shares— The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were no shares of preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were no shares of Class A ordinary shares issued or outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary shares— The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of June 30, 2022 and December 31, 2021, the Company issued 7,187,500 Class B ordinary shares to its initial shareholders for $25,000, or approximately $0.003 per share.

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

Note 8—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the unaudited condensed financial statements were issued. Based upon this evaluation, the Company did not identify any subsequent events that would have required adjustments or disclosure in the financial statements.

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

Recent Developments

None.

Results of Operations

Our entire activity since inception through June 30, 2022 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of $68,055, which consisted of interest income earned on the trust account of $333,200, offset by formation and operating costs of $265,145.

For the six months ended June 30, 2022, we had net loss of $123,308, which consisted of interest income earned on the trust account of $352,347, offset by formation and operating costs of $475,655.

For the three months ended June 30, 2021 and for the period from February 26, 2021 (inception) through June 30, 2021, we had net loss of $0 and $7,193, which was resulted entirely from formation costs.

Liquidity, Capital Resources and Going Concern Considerations

As of June 30, 2022, we had approximately $0.6 million in our operating bank account, and working capital of approximately $1.1 million. The Company’s liquidity needs up to November 1, 2021 had been satisfied through a payment from the sponsor of $25,000 for the founder shares, and the loan under an unsecured promissory note from the sponsor of $152,500.

Subsequent to the consummation of our initial public offering and private placement, our liquidity needs have been satisfied with the net proceeds from the initial public offering and associated private placements, $234,600,000 of cash was placed in the Trust Account and $2,273,585 of cash was held outside of the Trust Account and is available for the Company’s working capital purposes.

In addition, in order to finance transaction costs in connection with a Business Combination, the sponsor or an affiliate of the sponsor or our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Service Fee

Commencing on the date that our securities are first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. For the three and six months ended June 30, 2022, the Company has incurred $30,000 and $60,000, respectively, of administrative service fees, all of which were fully paid. For the three months ended June 30, 2021 and for period from February 26, 2021 (inception) through June 30, 2021, the Company did not incur any fees for these services.

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

Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary share subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary share subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary share (including ordinary share that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary share feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 23,000,000 Class A ordinary share subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective. Our management has concluded that the internal control procedures around the interpretation and accounting for complex financial instruments issued by the company were not effectively designed resulting in a material weakness in internal control. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, our management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on April 6, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 6, 2022, except for the following:

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

Dated: August 11, 2022	Anthemis Digital Acquisitions I Corp

	By:	/s/ Amy Nauiokas
	Name:	Amy Nauiokas
	Title:	Chief Executive Officer

	By:	/s/ Mei Lim
	Name:	Mei Lim
	Title:	Chief Financial Officer