Form 10-K
period 2022-12-31
Anthemis Digital Acquisitions I Corp
filed 2023-03-30
CIK 1853928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A ordinary shares held by non-affiliates of the registrant was $23,000,000 (based on the closing sales price of the Class A ordinary shares of $9.98).

As of March 29, 2023, 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 7,187,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

TABLE OF CONTENTS

		Page

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS		4
PART I		5
ITEM 1.	BUSINESS	5
ITEM 1A.	RISK FACTORS	10
ITEM 1B.	UNRESOLVED STAFF COMMENTS	52
ITEM 2.	PROPERTIES	52
ITEM 3.	LEGAL PROCEEDINGS	52
ITEM 4.	MINE SAFETY DISCLOSURES	52

PART II		53
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES	53
ITEM 6.	SELECTED FINANCIAL DATA	53
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS	54
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	58
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	58
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.	58
ITEM 9A.	CONTROLS AND PROCEDURES.	58
ITEM 9B.	OTHER INFORMATION	58

PART III		59
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	59
ITEM 11.	EXECUTIVE COMPENSATION	65
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	65
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	67
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.	68

PART IV		70
ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES	70
ITEM 16.	FORM 10-K SUMMARY	70
ANTHEMIS DIGITAL ACQUISITIONS I CORP INDEX TO FINANCIAL STATEMENTS

Unless otherwise stated in this annual report on Form 10-K, references to:

•	“we,” “us,” “our,” “company” or “our company” are to Anthemis Digital Acquisitions I Corp;
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

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under Item IA. “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

We may not be able to find a suitable target business and complete our initial business combination within 18 months after the closing of the initial public offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (net of any taxes payable by us and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.20 per share, or possibly less, and our warrants will expire without value to the holder. In certain circumstances, our public shareholders may receive less than $10.20 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors described in this “Risk Factors” section.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination, in conjunction with a shareholder vote or via a tender offer. Target businesses will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire without value to the holder. In certain circumstances, our public shareholders may receive less than $10.20 per share upon our liquidation. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors described in this “Risk Factors” section.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient, we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire without value to the holder.

The funds available to us outside of the trust account may not be sufficient to allow us to operate within 18 months of the effective date of the initial registration statement, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate within 18 months of the effective date of the initial registration statement; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only $10.20 per share on the liquidation of our trust account and our warrants will expire without value to the holder. In certain circumstances, our public shareholders may receive less than $10.20 per share upon our liquidation. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors described in this “Risk Factors” section.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate within 18 months of the effective date of the initial registration statement, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to pay our taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

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

If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.20 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors described in this “Risk Factors” section.

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

•	compared to the United States, and potential changes in the applicable tax laws in the United States and/or relevant non-U.S. jurisdictions;;
•	currency fluctuations and exchange controls;
•	rates of inflation;
•	challenges in collecting accounts receivable;
•	cultural and language differences;
•	employment regulations;
•	underdeveloped or unpredictable legal or regulatory systems;
•	corruption;
•	protection of intellectual property;
•	social unrest, crime, strikes, riots and civil disturbances;
•	regime changes and political upheaval;
•	terrorist attacks, natural disasters and wars;
•	deterioration of political relations with the United States; and
•	government appropriation of assets.

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

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year prior to the time we effect a business combination, we currently intend to endeavor to provide to a U.S. Holder, upon written request, such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and final Treasury Regulations provide that such election would be unavailable with respect to our warrants. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.

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

The excise tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities following our initial business combination, hinder our ability to consummate an initial business combination, or have other adverse effects.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock or shares by publicly traded domestic (i.e., U.S.) corporations and certain other entities. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock or share issuances against the fair market value of stock or share repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase of our shares in connection with an initial business combination — particularly one that involves our combination with a U.S. entity and/or our domestication as a U.S. corporation — may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the initial business combination, (ii) the structure of the initial business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the initial business combination (or otherwise issued not in connection with the initial business combination but issued within the same taxable year of the initial business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, the mechanics of any required payment of the excise tax are unclear. The foregoing could cause a reduction in the cash available on hand to complete an initial business combination and in our ability to complete an initial business combination.

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

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Management - Officers and Directors” “Management - Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”

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

In light of the involvement or potential involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers, directors or existing holders. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under “Management - Conflicts of Interest.” They may also have investments in target businesses. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business - Selection of a Target Business and Structuring of our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our obligation to obtain an opinion from an independent investment banking firm that is a member of FINRA or from another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

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

As described elsewhere in this Report, we have identified a material weakness in our internal control over financial reporting. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2022. For a discussion of management’s consideration of the material weakness identified, see Part II, Item 9A: Controls and Procedures included in this Report.

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

Our independent registered public accounting firm’s report contains an explanatory section that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2022, the Company had approximately $0.5 million in its operating bank account and working capital of approximately $0.6 million. The Company’s liquidity needs up to November 1, 2021 had been satisfied through a payment from the sponsor of $25,000 for the founder shares, and the loan under an unsecured promissory note from the sponsor of $152,500.

Subsequent to the consummation of our initial public offering and private placement, our liquidity needs have been satisfied with the net proceeds from the initial public offering and associated private placements, $234,600,000 of cash was placed in the Trust Account and $450,493 of cash was held outside of the Trust Account and is available for the Company’s working capital purposes.

The Company will need to raise further additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. In addition to the loan commitment described herein, the Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. On October 1, 2022, the Company entered into a Loan Facility Agreement (the “Loan Facility Agreement”) with Anthemis Group S.A. as lender, in the aggregate amount of $1,000,000 due December 31, 2023 to cover future working capital needs, as necessary. The Loan Facility Agreement shall bear an interest rate of six percent per year. The current balance of the loan facility is $0.

The Company is less than three months from its mandatory liquidation as of the time of filing this Annual Report on Form 10-K. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” Management has determined that the liquidity condition due to insufficient working capital and mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date the financial statements contained in this Annual Report on Form 10-K are issued.

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

We may issue a substantial number of additional ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary shares or preferred shares:

•	may significantly dilute the equity interest of holders of ordinary shares;
•	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares;
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

Holders

On March 29, 2023, there were 11 holders of record of our units, 62 holders of record of our Class A ordinary shares, 1 holder of record of our Class B ordinary shares and 46 holders of record of our warrants.

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities.

None.

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

Recent Developments

None.

Results of Operations

Our entire activity since inception through December 31, 2022 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities on assets in trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net income of $2,482,266, which consisted of interest income earned on the trust account of $3,438,615, offset by formation and operating costs of $956,349.

For the period from February 26, 2021 (inception) through December 31, 2021, we had net income of $483,619, which consisted of the gain on settlement of payable of $693,229 and interest income earned on the trust account of $3,195 less formation and operating costs of $212,805.

Liquidity, Capital Resources and Going Concern Considerations

As of December 31, 2022, the Company had approximately $0.5 million in its operating bank account and working capital of approximately $0.6 million. The Company’s liquidity needs up to November 1, 2021 had been satisfied through a payment from the sponsor of $25,000 for the founder shares, and the loan under an unsecured promissory note from the sponsor of $152,500.

Subsequent to the consummation of our initial public offering and private placement, our liquidity needs have been satisfied with the net proceeds from the initial public offering and associated private placements, $234,600,000 of cash was placed in the Trust Account and $450,493 of cash was held outside of the Trust Account and is available for the Company’s working capital purposes.

The Company will need to raise further additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. In addition to the loan commitment described herein, the Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. On October 1, 2022, the Company entered into a Loan Facility Agreement (the “Loan Facility Agreement”) with Anthemis Group S.A. as lender, in the aggregate amount of $1,000,000 due December 31, 2023 to cover future working capital needs, as necessary. The Loan Facility Agreement shall bear an interest rate of six percent per year. The current balance of the loan facility is $0.

The Company is less than three months from its mandatory liquidation as of the time of filing this Annual Report on Form 10-K. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” Management has determined that the liquidity condition due to insufficient working capital and mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date the financial statements contained in this Annual Report on Form 10-K are issued.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Loan Facility Agreement

On October 1, 2022, the Company entered into a Loan Facility Agreement (the “Loan Facility Agreement”) with Anthemis Group S.A. as lender, in the aggregate amount of $1,000,000 due December 31, 2023 to cover future working capital needs, as necessary. The Loan Facility Agreement shall bear an interest rate of six percent per year. The current balance of the loan facility is $0.

Promissory Note

On March 3, 2021, An affiliate of the Sponsor agreed to loan the Company $200,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and due at the earlier of May 20, 2022 or the closing of the IPO. The Company had borrowed $152,500 under such promissory note, which was paid in full. At December 31, 2022 and 2021, no amount was outstanding under the note.

Administrative Service Fee

Commencing on the date that our securities are first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support, and administrative services. For the year ended December 31, 2022, the Company has incurred $120,000 of administrative service fees, all of which were fully paid. For the period from February 26, 2021 (inception) through December 31, 2021, we incurred and paid $21,612 of administrative service fees.

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

Offering Costs associated with the Initial Public Offering

We comply with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. We incurred offering costs amounting to $14,101,214 as a result of the IPO consisting of $4,600,000 of underwriting commissions, $8,050,000 of deferred underwriting commissions, and $1,451,214 of other offering costs. The offering costs were charged to temporary equity and additional paid-in capital upon the completion of the IPO. Immediately thereafter, temporary equity was remeasured, and an adjustment was recognized through additional paid in capital and accumulated deficit to adjust temporary equity to the redemption value.

Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary share subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary share subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary share (including ordinary share that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary share feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, 23,000,000 Class A ordinary share subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

Net Income Per Ordinary Share

We have two classes of shares, which are referred to as Class A ordinary share and Class B ordinary share. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of warrants sold in the IPO and the private placement to purchase an aggregate 19,300,000 shares of common stock in the calculation of diluted income per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt-Debt with Conversion and Other Options for convertible instruments and introducing other changes. As a result of ASU No. 2020-06, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU No. 2020-06 upon its incorporation. There was no impact on the balance sheet.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective. Our management has concluded that the internal control procedures around the interpretation and accounting for complex financial instruments issued by the company were not effectively designed resulting in a material weakness in internal control. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, our management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Amy Nauiokas*	51	Chief Executive Officer, Chair and Director
Mei Lim*	46	Chief Financial Officer
Briana van Strijp*	43	Chief Operating Officer
Bruce Aust	59	Director
Pamela Thomas Graham	59	Director
Baroness Helena Morrissey	57	Director
Janice Savin Williams	65	Director

*	Denotes an executive officer.

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

Mei Lim has been the Chief Financial Officer of Anthemis Digital Acquisitions since our inception, and is currently the Chief Financial Officer and Head of Corporate Development at Anthemis Group. Leveraging over twenty years of experience within the financial services industry, Ms. Lim brings valuable relationships and insights across M&A, corporate development and finance. Prior to joining Anthemis Group, Ms. Lim was a Managing Director at Barclays, in various areas namely Corporate Development, Strategy, Principal Investments and Finance. During her tenure at Barclays, Ms. Lim led and structured numerous complex mergers, acquisitions, investments and divestitures for Barclays, in many cases, positioning a company for growth and subsequent successful exit. Notable examples are Bloomberg’s acquisition of Barclays Risk Analytics and Index Solutions, including Barclays fixed income benchmark indices. Most recently, Ms. Lim served as Managing Director in Finance in Business Banking at

Barclays, which included developing strategic partnerships and sponsoring equity investments in specialist fintech to offer products and services to over one million of their small-medium size (SME) customers in the UK. Additionally, Ms. Lim has worked in M&A and transaction advisory amongst other roles at Macquarie Group, Fox-Pitt, Kelton, Ernst and Young and Goldman Sachs. Ms. Lim also holds a Chartered Accountancy with the Institute of Chartered Accountants (Scotland) and a Bachelor of Laws - LLB with Bristol University.

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

Number and Terms of Office of Officers and Directors

Our board of directors is composed of five directors and is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. The term of office of the first class of directors, consisting of Janice Savin Williams, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Pamela Thomas Graham and Baroness Helena Morrissey, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Amy Nauiokas and Bruce Aust will expire at the third annual general meeting. We may not hold an annual general meeting until after we consummate our initial business combination.

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

Committees of the Board

Audit Committee

We have established an audit committee of the board of directors. Baroness Helena Morrissey, Pamela Thomas Graham and Bruce Aust serve as members of our audit committee. Because we have listed our securities on Nasdaq in connection with our initial public offering, our audit committee must consist of all independent members within one year of listing. Baroness Helena Morrissey, Pamela Thomas Graham and Bruce Aust are independent.

Baroness Helena Morrissey serves as chair of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Baroness Helena Morrissey, Pamela Thomas Graham and Bruce Aust qualify as an “audit committee financial expert” as defined in applicable SEC rules.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 6, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our ordinary shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
•	each of our officers and directors that beneficially owns our ordinary shares; and
•	all our officers and directors as a group.

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

	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Ordinary Shares
Name and Address of Beneficial Owner(1)
Anthemis Digital Acquisitions I Sponsor LP (our sponsor)	7,187,500(3)	23.81%(4)
Amy Nauiokas(3)	—	—
Mei Lim(3)	—	—
Briana van Strijp(3)	—	—
Bruce Aust	—	—
Pamela Thomas Graham	—	—
Baroness Helena Morrissey	—	—
Janice Savin Williams	—	—
All directors and executive officers as a group (seven individuals)	7,187,500	23.81%(4)

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 122 Hudson Street, 3rd Floor, New York, New York 10013.
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

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed or expected to be billed for professional services rendered for the audit for the year ended December 31, 2022 and for the period from February 26, 2021 (inception) through December 31, 2021 financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2022 and for the period from February 26, 2021 (inception) through December 31, 2021 and of services rendered in connection with our initial public offering, totaled $128,750 and $142,506, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. For the year ended December 31, 2022 and for the period from February 26, 2021 (inception) through December 31, 2021, we did not pay Marcum any audit-related fees.

Tax Fees. During the year ended December 31, 2022 and for the period from February 26, 2021 (inception) through December 31, 2021 and of services rendered in connection for tax compliance, tax advice and tax planning, totaled $11,330 and $0, respectively.

All Other Fees. All other fees consist of fees billed for all other services. For the year ended December 31, 2022 and for the period from February 26, 2021 (inception) through December 31, 2021, we did not pay Marcum any other fees.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(A)	THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS FORM 10-K:
(1)	FINANCIAL STATEMENTS:

(2)	FINANCIAL STATEMENTS SCHEDULES:

NONE.

(3)EXHIBITS

WE HEREBY FILE AS PART OF THIS REPORT THE EXHIBITS LISTED IN THE ATTACHED EXHIBIT INDEX. EXHIBITS WHICH ARE INCORPORATED HEREIN BY REFERENCE CAN BE INSPECTED AND COPIED AT THE PUBLIC REFERENCE FACILITIES MAINTAINED BY THE SEC, 100 F STREET, N.E., ROOM 1580, WASHINGTON, D.C. 20549. COPIES OF SUCH MATERIAL CAN ALSO BE OBTAINED FROM THE PUBLIC REFERENCE SECTION OF THE SEC, 100 F STREET, N.E., WASHINGTON, D.C. 20549, AT PRESCRIBED RATES OR ON THE SEC WEBSITE AT WWW.SEC.GOV.

ITEM 16. FORM 10-K SUMMARY

NONE.

ANTHEMIS DIGITAL ACQUISITIONS I CORP

INDEX TO FINANCIAL STATEMENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID# 688)	F-2

BALANCE SHEETS FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM FEBRUARY 26, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021	F-3

STATEMENTS OF INCOME FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM FEBRUARY 26, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021	F-4

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM FEBRUARY 26, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021	F-5

STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM FEBRUARY 26, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021	F-6

NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2022	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Anthemis Digital Acquisitions I Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Anthemis Digital Acquisitions I Corp (the “Company”) as of December 31, 2022 and 2021, the related statements of income, shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from February 26, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the result of its operations and its cash flow for the year ended December 31, 2022 and for the period from February 26, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph-Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash as of December 31, 2022 is not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY

March 29, 2023

PCAOB Firm ID Number: 688

ANTHEMIS DIGITAL ACQUISITIONS I CORP

BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets
Current Assets
Cash	$450,493	$949,061
Prepaid expenses	163,956	501,969
Total current assets	614,449	1,451,030
Prepaid expenses, non-current	—	162,022
Investment held in Trust Account	238,041,810	234,603,195
Total assets	$238,656,259	$236,216,247
Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current liabilities:
Accrued expenses	$16,588	$58,842
Total current liabilities	16,588	58,842
Deferred underwriting commissions	8,050,000	8,050,000
Total liabilities	$8,066,588	$8,108,842
Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 23,000,000 shares issued and outstanding at approximately $10.35 and $10.20 per share, redemption value as of December 31, 2022 and December 31, 2021, respectively	238,041,810	234,603,195
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and Outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,187,500 shares issued and outstanding	719	719
Accumulated deficit	(7,452,858)	(6,496,509)
Total shareholders’ deficit	(7,452,139)	(6,495,790)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$238,656,259	$236,216,247

The accompanying notes are an integral part of these financial statements.

ANTHEMIS DIGITAL ACQUISITIONS I CORP

STATEMENTS OF INCOME

	For the Year Ended December 31,	For the Period from February 26, 2021 (Inception) through December 31,
	2022	2021
Formation and operating costs	$956,349	$212,805
Loss from operations	(956,349)	(212,805)
Other income	—	—
Gain on settlement of payable	—	693,229
Interest income earned on investments held in trust account	3,438,615	3,195
Total other income	3,438,615	696,424
Net income	$2,482,266	$483,619
Basic and diluted weighted average shares outstanding, Class A ordinary share	23,000,000	4,540,453
Basic and diluted net income per ordinary share, Class A ordinary share	$0.08	$0.04
Basic and diluted weighted average shares outstanding, Class B ordinary share	7,187,500	7,187,500
Basic and diluted net income per ordinary share, Class B ordinary share	$0.08	$0.04

The accompanying notes are an integral part of these financial statements.

ANTHEMIS DIGITAL ACQUISITIONS I CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM FEBRUARY 26, 2021

(INCEPTION) THROUGH DECEMBER 31, 2021

	Class A		Class B		Additional		Total
	Ordinary share		Ordinary share		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of February 26, 2021
(inception)	—	$—		$—	$—	$—	$—
Issuance of founder shares	—	—	7,187,500	719	24,281	—	25,000
Issuance of private placement warrants, net of allocated offering costs	—	—	—	—	11,673,939	—	11,673,939
Issuance of public warrants, net of allocated offering costs	—	—	—	—	5,945,523	—	5,945,523
Remeasurement adjustment of ordinary shares subject to possible redemption	—	—	—	—	(17,643,743)	(6,980,128)	(24,623,871)
Net income	—	—	—	—		483,619	483,619
Balance as of December 31, 2021			7,187,500	719	—	(6,496,509)	(6,495,790)
Remeasurement adjustment of ordinary shares subject to possible redemption			—	—	—	(3,438,615)	(3,438,615)
Net income	—	—	—	—		2,482,266	2,482,266
Balance as of December 31, 2022	—	$—	7,187,500	$719	$—	$(7,452,858)	$(7,452,139)

The accompanying notes are an integral part of these financial statements.

ANTHEMIS DIGITAL ACQUISITIONS I CORP

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM FEBRUARY 26, 2021

(INCEPTION) THROUGH DECEMBER 31, 2021

	For the Year Ended December 31,	For the Period from February 26, 2021 (Inception) through December 31,
	2022	2021
Cash flows from operating activities:
Net income	$2,482,266	$483,619
Adjustments to reconcile net income to net cash used in operating activities:
Gain on settlement of payable	—	(693,229)
Interest earned on cash and marketable securities held in Trust Account	(3,438,615)	(3,195)
Changes in operating assets and liabilities:
Prepaid assets	500,035	(663,991)
Accrued expenses	(42,254)	58,842
Net cash used in operating activities	(498,568)	(817,954)
Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(234,600,000)
Net cash used in investing activities	—	(234,600,000)
Cash flows from financing activities:	—	—
Proceeds from initial public offering, net of underwriters’ discount	—	225,400,000
Proceeds from sale of founder shares	—	25,000
Proceeds from private placement units	—	11,700,000
Proceeds from issuance of promissory note to related party	—	152,500
Payment of promissory note - related party	—	(152,500)
Payment of offering costs	—	(757,985)
Net cash provided by financing activities	—	236,367,015
Net change in cash	(498,568)	949,061
Cash, beginning of the period	949,061	—
Cash, end of the period	$450,493	$949,061
Supplemental disclosure of noncash investing and financing activities information:
Deferred underwriting commissions	$—	$8,050,000
Remeasurement adjustment of ordinary shares subject to possible redemption	$3,438,615	$24,623,871

The accompanying notes are an integral part of these financial statements.

ANTHEMIS DIGITAL ACQUISITIONS I CORP

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

Note 1-Organization and Business Operation

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from February 26, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the Initial Public Offering (as defined below), subsequent to the Initial Public Offering, identifying a target company for Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on Cash and marketable securities held in trust account (as defined below). The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $14,101,214 consisting of $4,600,000 of underwriting commissions, $8,050,000 of deferred underwriting commissions, (underwriters discount/commissions are allocated between Class A share and Public warrants on a relative fair value basis) and $1,451,214 of other offering costs (allocated between Class A share, Public warrants and Private Placement warrants on a relative fair value basis). The offering costs were charged to temporary equity and additional paid-in capital upon the completion of the IPO. Immediately thereafter, temporary equity was remeasured, and an adjustment was recognized through additional paid in capital and accumulated deficit to adjust temporary equity to the redemption value.

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

The Company will provide the public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either: (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. Except as required by applicable law or stock exchange listing requirements, the decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their shares at a per- share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, divided by the number of then- outstanding public shares, subject to the limitations described herein. The amount in the Trust Account was initially $10.20 per public share.

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

Going Concern, Liquidity and Capital Resources

As of December 31, 2022, the Company had approximately $0.5 million in its operating bank account and working capital of approximately $0.6 million. The Company’s liquidity needs up to November 1, 2021 had been satisfied through a payment from the sponsor of $25,000 for the founder shares, and the loan under an unsecured promissory note from the sponsor of $152,500.

Subsequent to the consummation of our initial public offering and private placement, our liquidity needs have been satisfied with the net proceeds from the initial public offering and associated private placements, $234,600,000 of cash was placed in the Trust Account and $450,493 of cash was held outside of the Trust Account and is available for the Company’s working capital purposes.

The Company will need to raise further additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. In addition to the loan commitment described herein, the Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. On October 1, 2022, the Company entered into a Loan Facility Agreement (the “Loan Facility Agreement”) with Anthemis Group S.A. as lender, in the aggregate amount of $1,000,000 due December 31, 2023 to cover future working capital needs, as necessary. The Loan Facility Agreement shall bear an interest rate of six percent per year. The current balance of the loan facility is $0.

The Company is less than three months from its mandatory liquidation as of the time of filing this Annual Report on Form 10-K. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” Management has determined that the liquidity condition due to insufficient working capital and mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date the financial statements contained in this Annual Report on Form 10-K are issued.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

On August 16, 2022, the IRA was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock or shares by publicly traded domestic (i.e., U.S.) corporations and certain other entities. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock or share issuances against the fair market value of stock or share repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase of our shares in connection with an initial business combination — particularly one that involves our combination with a U.S. entity and/or our domestication as a U.S. corporation — may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the initial business combination, (ii) the structure of the initial business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the initial business combination (or otherwise issued not in connection with the initial business combination but issued within the same taxable year of the initial business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax are unclear. The foregoing could cause a reduction in the cash available on hand to complete an initial business combination and in our ability to complete an initial business combination.

Note 2-Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022 and 2021, the Company had cash of $450,493 and $949,061, respectively. The Company had no cash equivalents as of December 31, 2022 and 2021.

Marketable Securities Held in Trust Account

At December 31, 2022 and 2021, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in the fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At December 31, 2022 and 2021, the Company had not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to its short-term nature.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary share subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary share subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary share (including ordinary share that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, ordinary share is classified as shareholders’ equity. The Company’s Class A ordinary share feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, the 23,000,000 Class A ordinary share is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(6,325,000)
Class A ordinary shares issuance costs	(13,695,676)
Plus:
Accretion of carrying value to redemption value	24,623,871
Class A ordinary shares subject to possible redemption, December 31, 2021	234,603,195
Plus:
Accretion of carrying value to redemption value	3,438,615
Class A ordinary shares subject to possible redemption, December 31, 2022	$238,041,810

Net Income Per Ordinary share

The Company has two classes of shares, which are referred to as Class A ordinary share and Class B ordinary share. Earnings and losses are shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary share.

The Company has not considered the effect of warrants sold in the IPO and the private placement to purchase an aggregate 19,300,000 shares of common stock in the calculation of diluted income per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events.:

	For the Year Ended December 31,		For the period from February 26, 2021 (inception) through December 31, 2021
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,891,250	$591,016	$187,232	$296,387
Denominator:
Weighted-average shares outstanding including ordinary share subject to redemption	23,000,000	7,187,500	4,540,453	7,187,500
Basic and diluted net income per share	$0.08	$0.08	$0.04	$0.04

Warrant Classification

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company’s has analyzed the warrants issued in the Initial Public Offering (“Public Warrants”) and warrants included in the Private Placement Units (the “Private Warrants”) and determined they are considered to be freestanding instruments and do not exhibit any of the characteristics in ASC 480 and therefore are not classified as liabilities under ASC 480. The warrants meet all of the requirements for equity classification under ASC 815 and therefore are classified in equity.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active Markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022 and 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt-Debt with Conversion and Other Options for convertible instruments and introducing other changes. As a result of ASU No. 2020-06, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU No. 2020-06 upon its incorporation. There was no impact on the balance sheet.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3-Initial Public Offering

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

Note 4-Private Placement

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

Note 5-Related Party Transactions

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

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business

Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

Loan Facility Agreement

On October 1, 2022, the Company entered into a Loan Facility Agreement (the “Loan Facility Agreement”) with Anthemis Group S.A. as lender, in the aggregate amount of $1,000,000 due December 31, 2023 to cover future working capital needs, as necessary. The Loan Facility Agreement shall bear an interest rate of six percent per year. The current balance of the loan facility is $0.

Promissory Note

On March 3, 2021, An affiliate of the Sponsor agreed to loan the Company $200,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and due at the earlier of May 20, 2022 or the closing of the IPO. The Company had borrowed $152,500 under such promissory note, which was paid in full. At December 31, 2022 and 2021, no amount was outstanding under the note.

Administrative Service Fee

Commencing on the date that the Company’s securities are first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. For the year ended December 31, 2022, the Company has incurred $120,000, of administrative service fees, all of which were fully paid. For the period from February 26, 2021 (inception) through December 31, 2021, the Company has incurred and paid $21,612 of administrative service fees.

Note 6-Commitments and Contingencies

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

Gain on settlement of payable

The Company entered into an agreement with a vendor to settle $1,096,811 of accrued expenses for services rendered during 2021 for $403,582. As a result, the Company recognized a gain on settlement of payable of $693,229.

Note 7-Shareholders’ Deficit

Preference shares— The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At December 31, 2022 and 2021, there were no shares of preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At December 31, 2022 and 2021, there were no shares of Class A ordinary shares issued or outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary shares— The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of December 31, 2022 and 2021, the Company issued 7,187,500 Class B ordinary shares to its initial shareholders for $25,000, or approximately $0.003 per share.

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

Note 8-Warrants

As of December 31, 2022 and 2021 there are 19,300,000 warrants issued and outstanding (including the 11,500,000 Public Warrants included in the Units and the 7,800,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging–Contracts in Entity’s Own Equity. Such guidance provides that the warrants meet the criteria for equity treatment due to the existence of provisions whereby adjustments to the exercise price of the warrants is based on a variable that is an input to the fair value of a “fixed-for-fixed” option and no circumstances under which the Company can be forced to net cash settle the warrants.

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
•

if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the public warrants for redemption, management will have the option to require all holders that wish to exercise the public warrants to do so on a “cashless basis,” as described in the warrant agreement.

Note 9 — Fair Value Measurements

The Company follows the guidance in ASC Topic820 Fair Value Measurement, (“ASC 820”) for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:

Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
Description	Level	2022
Assets:
Marketable securities held in Trust Account	1	$238,041,810

		December 31,
Description	Level	2021
Assets:
Marketable securities held in Trust Account	1	$234,603,195

The investment in Trust account is measured at Level 1 because the amount is invested in US Treasury securities.

The following table presents information about the Company’s value of public placement warrants that are classified as Level 3 in the fair value hierarchy that are measured at fair value as of November 1, 2021, the date of initial public offering. These warrants are classified as part of the Company’s equity.

Public Placement
Inputs	Warrants
Exercise price	$11.50
Volatility	11.88%
Expected term	5.0 Years
Risk-free rate	0.05%
Dividend yield	0.00%
Stock price	$10.00

Note 10-Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association, dated October 18, 2021. (1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Ordinary Share Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated October 27, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.5	Description of registered securities. (3)
10.1	Promissory Note issued in favor of Anthemis Holdings S.á.r.l., dated March 1, 2021. (2)
10.2	Letter Agreement, dated October 27, 2021, among the Company, its officers and directors and the Sponsor. (1)
10.3	Investment Management Trust Agreement, dated October 27, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.4	Registration Rights Agreement, dated October 27, 2021, among the Company and certain security holders named therein. (1)
10.5	Indemnity Agreement, dated October 27, 2021, between the Company and Amy Nauiokas.(3)
10.6	Indemnity Agreement, dated October 27, 2021, between the Company and Mei Lim.(3)
10.7	Indemnity Agreement, dated October 27, 2021, between the Company and Briana van Strijp.(3)
10.8	Indemnity Agreement, dated October 27, 2021, between the Company and Pamela Thomas Graham.(3)
10.9	Indemnity Agreement, dated October 27, 2021, between the Company and Janice Savin Williams.(3)
10.10	Indemnity Agreement, dated October 27, 2021, between the Company and Baroness Helena Morrissey. (3)
10.11	Indemnity Agreement, dated January 26, 2022, between the Company and Bruce Aust.(3)
10.12	Securities Subscription Agreement, dated March 15, 2021, between the Company and Anthemis Digital Acquisitions I Sponsor LLC. (2)
10.13	Private Placement Warrants Purchase Agreement, dated October 27, 2021, between the Company and the Sponsor. (1)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

**Furnished herewith

(1)Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 2, 2021.

(2)Incorporated by reference to the Company’s Form S-1, filed with the SEC on October 1, 2021.

(3)Incorporated by reference to the Company’s Form 10-K, filed with the SEC on April 6, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2023	Anthemis Digital Acquisitions I Corp

	By:	/s/ Amy Nauiokas
	Name:	Amy Nauiokas
	Title:	Chief Executive Officer, Chair and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amy Nauiokas Amy Nauiokas	Chief Executive Officer, Chair and Director (Principal Executive Officer)	March 29, 2023

/s/ Mei Lim Mei Lim	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2023

/s/ Briana van Strijp Briana van Strijp	Chief Operating Officer (Principal Operating Officer)	March 29, 2023

/s/ Pamela Thomas Graham Pamela Thomas Graham	Director	March 29, 2023

/s/ Janice Savin Williams Janice Savin Williams	Director	March 29, 2023

/s/ Baroness Helena Morrissey Baroness Helena Morrissey	Director	March 29, 2023

/s/ Bruce Aust Bruce Aust	Director	March 29, 2023